Form 10-Q
period 2021-09-30
RXR Acquisition Corp.
filed 2021-11-12
CIK 1840463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November
12,
 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

RXR ACQUISITION CORP.
Form
10-Q
For the Period From January 5, 2021 (Inception) Through September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Balance Sheet as of September 30, 2021 (Unaudited)	1
	Statements of Operations for the Three Months Ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity/(Deficit) for the Three Months Ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Statement of Cash Flows for the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Unaudited Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	25
Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RXR ACQUISITION CORP.
UNAUDITED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Current assets:
Cash	$536,715
Prepaid expenses	451,039

Total current assets	987,754
Investments held in Trust Account	345,013,679

Total Assets	$346,001,433

Liabilities and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable and accrued expenses	$293,864
Franchise tax payable	147,447

Total current liabilities	441,311
Derivative warrant liabilities	9,625,000
Deferred underwriting commissions	12,075,000

Total Liabilities	22,141,311

Commitments and Contingencies
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 34,500,000 shares issued and outstanding, subject to possible redemption at $10.00 per share	345,000,000

Stockholders’ Equity/ (Deficit):
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	—
Accumulated deficit	(21,140,741)

Total stockholders’ equity/ (deficit)	(21,139,878)

Total Liabilities and Stockholders’ Equity/ (Deficit)	$346,001,433

The accompanying notes are an integral part of these unaudited financial statements.

RXR ACQUISITION CORP.
UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period From January 5, 2021 (inception) through September 30, 2021
General and administrative expenses	$352,768	$706,057
General and administrative expenses - related party	30,000	69,032
Franchise tax expenses	49,863	147,447

Loss from operations	(432,631)	(922,536)

Other income (expense)
Change in fair value of derivative warrant liabilities	3,593,330	4,037,670
Offering costs associated with derivative warrant liabilities	—	(424,230)
Income from investments held in Trust Account	6,403	13,678

Total other income, net	3,599,733	3,627,118

Net income before income taxes	3,167,102	2,704,582
Income tax expense	—	—

Net income allocable to common shareholders	$3,167,102	$2,704,582

Weighted average shares outstanding of Class A common stock	34,500,000	34,326,087

Basic and diluted net income (loss) per share, Class A	$0.07	$(0.62)

Weighted average shares outstanding of Class B common stock	8,625,000	8,341,635

Basic and diluted net income (loss) per share, Class B	$0.07	$(0.62)

The accompanying notes are an integral part of these unaudited financial statements.

RXR ACQUISITION CORP.
UNAUDITED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Three months ended September 30, 2021 and the period from January 5, 2021 (inception) through September 30, 2021
			Stockholders’ Equity (Deficit)
							Total
	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering,less allocation to derivative warrant liabilities, gross	34,500,000	337,686,000	—	—	—	—	—
Offering costs	—	(19,106,790)	—	—	—	—	—
Excess cash received over the fair value of private placement warrants	—	—	—	—	2,551,330	—	2,551,330
Deemed dividend to Class A stockholders	—	26,420,790	—	—	(2,575,467)	(23,845,323)	(26,420,790)
Net income	—	—	—	—	—	476,332	476,332

Balance - March 31, 2021	34,500,000	345,000,000	8,625,000	863	—	(23,368,991)	(23,368,128)
Net loss	—	—	—	—	—	(938,852)	(938,852)

Balance - June 30, 2021	34,500,000	345,000,000	8,625,000	863	—	(24,307,843)	(24,306,980)
Net income	—	—	—	—	—	3,167,102	3,167,102

Balance - September 30, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(21,140,741)	$(21,139,878)

The accompanying notes are an integral part of these unaudited financial statements.

RXR ACQUISITION CORP.
UNAUDITED STATEMENT OF CASH FLOWS
For the period from January 5, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income	$2,704,582
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,037,670)
Offering costs associated with derivative warrant liabilities	424,230
Income from investments held in Trust Account	(13,678)
Changes in operating assets and liabilities:
Prepaid expenses	(451,039)
Accounts payable and accrued expenses	223,863
Franchise tax payable	147,447

Net cash used in operating activities	(1,002,265)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from note payable to related party	150,000
Repayment of note payable to related party	(150,000)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(7,386,020)

Net cash provided by financing activities	346,538,980

Net change in cash	536,715
Cash - beginning of the period	—

Cash - end of the period	$536,715

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$12,075,000
Deemed dividend to Class A stockholders	$26,420,790
The accompanying notes are an integral part of these unaudited financial statements.

RXR ACQUISITION CORP.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
RXR Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. The Company’s sponsor is RXR Acquisition Sponsor
LLC
, a Delaware limited liability company (the “Sponsor”).
As of September 30, 2021, the Company had not commenced any operations. Substantially, all activity for the period from January 5, 2021 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on March 3, 2021.
On March 8, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions (Note 4). The Company granted the underwriters a
45-day
option to purchase up to an additional 4,500,000 Units at the Initial Public Offering price to cover over-allotments, if any. The underwriters exercised the over-allotment option in full on March 16, 2021, purchasing an additional 4,500,000 Units (the “Over-Allotment Units”) and generating gross proceeds of $45.0 million. The Company incurred additional offering costs of approximately $2.5 million, of which approximately $1.6 million was for deferred underwriting commissions.
Each Unit consists of one share of Class A common stock and
one-fifth
of one redeemable warrant (each redeemable warrant, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6). Such shares of Class A common stock and Public Warrants may trade as separate financial instruments.
Simultaneous with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,333,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.0 million (Note 3). Simultaneous with the closing of the sale of Over-Allotment Units, the Company consummated the second closing of the Private Placement, resulting in the purchase of an additional 600,000 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $900,000.
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
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). These Public Shares are accounted for at their redemption value and have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $5,000,001 (as prescribed by exchange listing standards). If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 4) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the
Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement (a “Target”), reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) the lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Capital Resources
As

of September 30, 2021, the Company had approximately $
0.5
 million in cash and working ca
p
ital of approximately $
0.7
 million (not taking into account franchise tax obligations of approximately $
148,000
that may be paid using investment income earned in the Trust Account).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 3), and loan proceeds from the Sponsor of $150,000 under the Note (as defined in Note 3). The Company repaid the Note in full on March 8, 2021. The Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement held outside of the Trust Account.
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

Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim unaudited financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the interim unaudited financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of September 30, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are
 presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company recorded a deferred tax asset and corresponding valuation allowance of approximately $191,000 as of September 30, 2021.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At September 30, 2021, the Company had outstanding warrants to purchase up to 12,833,333 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021.
As of September 30, 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the period from January 5, 2021 (inception) through September 30, 2021, earnings and losses are adjusted for the effects of the excess cash received over the fair value of the Private Placement Warrants and deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the Three Months Ended September 30, 2021		For the period from January 5, 2021 (inception) through September 30, 2021
Basic and diluted net income (loss) per common share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss), as adjusted	$2,533,682	$633,420	$ (21,132,175)	$ (5,135,363)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,326,087	8,341,635
Basic and diluted net income (loss), as adjusted, per common share	$0.07	$0.07	$ (0.62)	$ (0.62)
The following table sets for the reconciliation from net income (loss) as reported on the accompanying statement of operations to allocation of net income (loss) to the Class A and Class B common stockholders adjusted for the effects of the excess cash received over the fair value of the Private Placement Warrants and deemed dividend to Class A stockholders:

	For the Three Months Ended September 30, 2021	For the period from January 5, 2021 (inception) through September 30, 2021
Net income (loss) as reported	$3,167,102	$2,704,582
Reconciliation Items:
Excess cash received over the fair value of private placement warrants	—	(2,551,330)
Deemed dividend to Class A stockholders	—	(26,420,790)

Allocation of net income (loss), as adjusted	$3,167,102	$ (26,267,538)

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
Note 3 - Related Party Transactions
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors (collectively, the “Lenders”) may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the Lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 and $69,000 in general and administrative expenses in the accompanying unaudited statements of operations for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021, respectively.
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
Note 4 - Commitments and Contingencies
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
Note 5 - Derivative Warrant Liabilities
As
of September 30, 2021, the Company had 6,900,000 and 5,933,333 Public Warrants and Private Warrants outstanding,

respectively.

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
Note 6 - Class A Common Stock Subject to Possible Redemption
The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption.
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
Note 7 - Shareholders’ Equity
Preferred Stock
- The Company is authorized to issue 2,500,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
- The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 8,625,000 share of Class B common stock outstanding.
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
Note 8 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$345,013,679	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$5,175,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$4,450,000	$—
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
For the three months ended September 30, 2021, the Company recognized an unrealized gain in the statement of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately
$3.6
million. For the period from January 5, 2021 (inception) through September 30, 2021, the Company recognized an unrealized gain in the statement of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately
$4.0 million.
The initial fair value of the Public Warrants and Private Placement Warrants were estimated using a Monte Carlo simulation model. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded securities
and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants, as applicable, at their initial fair value:

Exercise price	$11.50
Stock price	$9.79
Volatility	16.8%
Term	6.1
Risk-free rate	0.95%
The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the period from January 5, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities measured with level 3 inputs at March 3, 2021 (inception)	$—
Issuance of Public and Private Warrants	13,662,670
Change in fair value of derivative warrant liabilities	(1,026,670)

Derivative warrant liabilities measured with level 3 inputs at March 31, 2021	12,636,000
Transfer of Public Warrants to Level 1	(6,762,000)
Transfer of Private Placement Warrants to Level 2	(5,874,000)

Derivative warrant liabilities measured with level 3 inputs at September 30, 2021	$—

Note 9 - Subsequent Events
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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $0.5 million in our operating bank account, and working capital of approximately $0.7 million (not taking into account franchise tax obligations of approximately $148,000 that may be paid using investment income earned in the Trust Account)
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares (as defined below), and loan proceeds from our Sponsor of $150,000 under a promissory note. We repaid the promissory note in full on March 8, 2021. Our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement held outside of the Trust Account.
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

Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had a net income of approximately $3.2 million, which consisted of a non-operating
gain resulting from a change in fair value of derivative warrant liabilities of approximately $3.6 million and approximately $6,000 of income from investments held in the Trust Account, partially offset by a loss from operations of approximately $433,000 comprised of approximately $353,000 general and administrative expenses, approximately $30,000 in general and administrative expenses to a related party and approximately $50,000 of franchise tax expenses.
For the period from January 5, 2021 (inception) through September 30, 2021, we had net income of approximately $2.7 million, which consisted of a non-operating
gain resulting from a change in fair value of derivative warrant liabilities of approximately $4.0 million and approximately $14,000 of income from investments held in the Trust Account, partially offset by a loss from operations of approximately $923,000 comprised of approximately $706,000 general and administrative expenses, approximately $69,000 in general and administrative expenses to a related party and approximately $147,000 of franchise tax expense, and a non-operating
loss of approximately $424,000 for offering costs associated with derivative warrant liabilities.
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
The Company incurred approximately $30,000 and $69,000 in general and administrative expenses in the accompanying unaudited statements of operations for the three months ended September 30,2021 and for the period from January 5, 2021 (inception) through September 30, 2021, respectively.
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
Class A common shares subject to possible redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Net Income (Loss) per Common Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At September 30, 2021, we had outstanding warrants to purchase up to 12,833,333 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021.
We have two classes of common shares, Class A common shares and Class B common shares. Earnings and losses are shared pro rata between the two classes of common shares.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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

Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 5, 2021, and updated in our Quarterly Report on Form
10-Q
for the period ending June 30, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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

Dated: November 12, 2021	RXR ACQUISITION CORP.

	By:	/s/ Scott Rechler
	Name:	Scott Rechler
	Title:	Chief Executive Officer and Chairman