Form 10-Q
period 2022-03-31
RXR Acquisition Corp.
filed 2022-05-13
CIK 1840463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
13
, 2022,
34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

RXR ACQUISITION CORP.
Quarterly Report on Form
10-Q
For the Quarter Ended March 31, 2022

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three Months Ended March 31, 2022 and the period from January 5, 2021 (inception) through March 31, 2021 (Unaudited)	2

	Unaudited Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2022 and the period from January 5, 2021 (inception) through March 31, 2021 (Unaudited)	3

	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period from January 5, 2021 (inception) through March 31, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	2 3

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RXR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$13,973	$195,671
Prepaid expenses	333,748	368,665

Total current assets	347,721	564,336
Investments held in Trust Account	345,041,829	345,021,006

Total Assets	$345,389,550	$345,585,342

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$240,535	$161,372
Franchise tax payable	50,000	200,000
Due to related party	150,000	—

Total current liabilities	440,535	361,372
Derivative warrant liabilities	5,772,170	8,991,820
Deferred underwriting commissions	12,075,000	12,075,000

Total Liabilities	18,287,705	21,428,192

Commitments and Contingencies
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 34,500,000 shares issued and outstanding, subject to possible redemption at $10.00 per share as of March 31, 2022 and December 31, 2021	345,000,000	345,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(17,899,018)	(20,843,713)

Total stockholders’ deficit	(17,898,155)	(20,842,850)

Total Liabilities and Stockholders’ Deficit	$345,389,550	$345,585,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31, 2022	For The Period From January 5, 2021 (Inception) Through March 31, 2021
General and administrative expenses	$248,751	$69,901
General and administrative expenses—related party	30,000	9,032
Franchise tax expenses	17,025	48,269

Loss from operations	(295,776)	(127,202)

Other income (expense)
Change in fair value of derivative warrant liabilities	3,219,650	1,026,670
Offering costs associated with derivative warrant liabilities	—	(424,230)
Income from investments held in Trust Account	20,821	1,094

Total other income, net	3,240,471	603,534

Net income before income taxes	2,944,695	476,332
Income tax expense	—	—

Net income allocable to common stockholders	$2,944,695	$476,332

Weighted average shares outstanding of Class A common stock	34,500,000	33,000,000

Basic and diluted net income (loss) per share, Class A	$0.07	$(0.70)

Weighted average shares outstanding of Class B common stock	8,625,000	7,716,867

Basic and diluted net income (loss) per share, Class B	$0.07	$(0.70)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Three months ended March 31, 2022

			Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-In	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Capital
Balance—December 31, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(20,843,713)	$(20,842,850)
Net income	—	—	—	—	—	2,944,695	2,944,695

Balance—March 31, 2022	34,500,000	$345,000,000	8,625,000	$863	$—	$(17,899,018)	$(17,898,155)

For The Period From January 5, 2021 (Inception) through March 31, 2021

			Stockholders’ Equity (Deficit)
							Total Stockholders’
	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount			Equity (Deficit)
Balance—January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	34,500,000	337,686,000	—	—	—	—	—
Offering costs	—	(19,106,790)	—	—	—	—	—
Excess cash received over the fair value of private placement warrants	—	—	—	—	2,551,330	—	2,551,330
Deemed dividend to Class A stockholders	—	26,420,790	—	—	(2,575,467)	(23,845,323)	(26,420,790)
Net income	—	—	—	—	—	476,332	476,332

Balance—March 31, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(23,368,991)	$(23,368,128)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2022	For The Period From January 5, 2021 (Inception) Through March 31, 2021
Cash Flows from Operating Activities:
Net income	$2,944,695	$476,332
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,219,650)	(1,026,670)
Offering costs associated with derivative warrant liabilities	—	424,230
Income from investments held in Trust Account	(20,821)	(1,094)
Changes in operating assets and liabilities:
Prepaid expenses	34,916	(631,139)
Accounts payable and accrued expenses	79,162	41,505
Franchise tax payable	(150,000)	48,269

Net cash used in operating activities	(331,698)	(668,567)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from related party	150,000	150,000
Repayment of note payable to related party	—	(150,000)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	—	(7,078,939)

Net cash provided by financing activities	150,000	346,846,061

Net change in cash	(181,698)	1,177,494
Cash—beginning of the period	195,671	—

Cash—end of the period	$13,973	$1,177,494

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$7,081
Offering costs included in accrued expenses	$—	$370,000
Deferred underwriting commissions	$—	$12,075,000
Deemed dividend to Class A stockholders	$—	$26,420,790
The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Description of Organization and Business Operations
RXR Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on January 5, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. The Company’s sponsor is RXR Acquisition Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
As of March 31, 2022, the Company had not commenced any operations. Substantially, all activity for the period from January 5, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and activities related to the pursuit of a target described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on March 3, 2021. On March 8, 2021, the Company consummated its Initial Public Offering of
30,000,000
units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), at $
10.00
per Unit, generating gross proceeds of $
300.0
 million, and incurring offering costs of approximately $
17.1
 million, of which $
10.5
 million was for deferred underwriting commissions (Note 4). The Company granted the underwriters a
45-day
option to purchase up to an additional
4,500,000
Units at the Initial Public Offering price to cover over -allotments, if any. The underwriters exercised the over-allotment option in full on March 16, 2021, purchasing an additional
4,500,000
Units (the “Over-Allotment Units”) and generating gross proceeds of $
45.0
 million. The Company incurred additional offering costs of approximately $
2.5
 million, of which approximately $
1.6
 million was for deferred underwriting commissions.
Each Unit consists of one share of Class A common stock and
one-fifth
of one redeemable warrant (each redeemable warrant, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $
11.50
per share, subject to adjustment (see Note 5). Such shares of Class A common stock and Public Warrants may trade as separate financial instruments.
Simultaneous with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of
5,333,333
warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $
1.50
per Private Placement Warrant to the Sponsor, generating proceeds of $
8.0
 million (Note 3). Simultaneous with the closing of the sale of Over-Allotment Units, the Company consummated the second closing of the Private Placement, resulting in the purchase of an additional
600,000
Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $
900,000
.
Upon the closing of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement, $
345.0
 million ($
10.00
per Unit) of net proceeds of the Initial Public Offering, the Sale of Over-Allotment Units and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least
80
% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial Business Combination. However, the Company only intends to complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $
10.00
per Public Share). The
per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 4). These Public Shares are accounted for at their redemption value and have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). If the Company seeks stockholder approval, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in connection with a Business Combination in an amount that would cause its net tangible assets to be less than $
5,000,001
(as prescribed by exchange listing standards). If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 3) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
The Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% of the Public Shares, without the prior consent of the Company.
The holders of the Founder Shares (the “Initial Stockholders”) agreed not to propose an amendment to the Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem
100
% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 8, 2023 (the “Combination Period”), and the Company’s stockholders have not amended the Certificate of Incorporation to extend such Combination Period, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $
100,000
of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 21, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 21, 2022.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $14,000
in cash and working capital deficit of approximately
$43,000 (not taking into account franchise tax obligations of $50,000 that may be paid using investment income earned in the Trust Account).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 3), and loan proceeds from the Sponsor of $150,000 under the Note (as defined in Note 3). The Company repaid the Note in full on March 8, 2021. After closing the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement held outside of the Trust Account. On
February 18, 2022, the Sponsor advanced
 $150,000
to the Company for working capital purposes.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of March 31, 2022
and
December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consist of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged to the carrying value of the Class A common stock, classified in temporary equity, upon the completion of the Initial Public Offering and sale of Over-Allotment Units.
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
at the end of each reporting period.
The 6,900,000 Public Warrants issued in connection with the Initial Public Offering and sale of Over-Allotment Units and the 5,933,333 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The initial fair value of the Public Warrants and Private Placement Warrants were estimated using a Monte Carlo simulation model. The fair value of the Public Warrants and Private Placement Warrants have subsequently been measured based on the listed market price of the Public Warrants or inputs derived from the Public Warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on a SPAC’s balance sheet as opposed to equity. The Company presents its warrants as liabilities, with subsequent changes in fair value reported in the Company’s condensed statements of operations each reporting period. Additionally, the carrying value of Class A common stock is classified as temporary equity (at redemption value) on the Company’s condensed balance sheets.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had gross deferred tax assets of approximately $160,000 and $325,000, respectively, which are subject to a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At March 31, 2022 and December 31, 2021, the Company had outstanding warrants to purchase up to 12,833,333
Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three months ended March 31, 2022 and 2021. The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the purchase of the Over-Allotment Units) and the Private Placement Warrants to purchase an aggregate of 25,000,000 shares of Class A common stock in the calculation of diluted income per share because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021.
Deemed dividends associated with the redeemable Class A common stocks are excluded from earnings per share.

As of March 31, 2022 and 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three months ended March 31, 2021, earnings and losses are adjusted for the effects of the excess cash received over the fair value of the Private Placement Warrants and deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For the Three Months Ended March 31, 2022
Basic and diluted net income per common share	Class A	Class B
Numerator:
Allocation of net income	$2,355,756	$588,939
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000
Basic and diluted net income per common share	$0.07	$0.07

	For The Period From January 5, 2021 (Inception) Through March 31, 2021
Basic and diluted net income per common share	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$23,095,122	$5,400,666
Denominator:
Basic and diluted weighted average common shares outstanding	33,000,000	7,716,867
Basic and diluted net income, as adjusted, per common share	$(0.70)	$(0.70)
The following table sets for the reconciliation from net income (loss) as reported on the accompanying statement of operations to allocation of net income (loss) to the Class A and Class B common stockholders adjusted for the effects of the excess cash received over the fair value of the Private Placement Warrants and deemed dividend to Class A stockholders:

For the period from January 5, 2021 (inception) through March 31, 2021
Net income (loss) as reported	$476,332
Reconciliation Items:
Excess cash received over the fair value of private placement warrants	(2,551,330)
Deemed dividend to Class A stockholders	(26,420,790)

Allocation of net income (loss), as adjusted	$(28,495,788)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective
, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note 3—Related Party Transactions
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
Related Party Loans
On January 8, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and due upon the completion of the Initial Public Offering. The Company borrowed $150,000 under the Note and repaid the Note in full on
March 8, 2021. On February 18, 2022 the Sponsor advanced $150,000 to the Company for working capital purposes.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 and $9,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the three months ended March 31, 2022 and 2021.
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

Note 4—Commitments and Contingencies
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
pandemic and have concluded that the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 5—Derivative Warrant Liabilities
As of March 31, 2022, the Company had an aggregate of 12,833,333 warrants outstanding, comprised of 6,900,000
Public Warrants and 5,933,333 Private Warrants outstanding.
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
Note 6—Class A Common Stock Subject to Possible Redemption
The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption.
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
Note 7—Stockholders’ Deficit
Preferred Stock
—The Company is authorized to issue 2,500,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
—The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 8,625,000 share of Class B common stock outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law.

Note 8—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money market fund	$345,041,829	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$3,087,420	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$2,684,750	$—

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money market fund	$345,021,006	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$4,831,580	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$4,160,240	$—
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

For the three months ended March 31, 2022 and 2021, the Company recognized an unrealized gain in the condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $3.2 million and $1.0 million, respectively.
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
The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at March 3, 2021 (inception)	$—
Issuance of Public and Private Warrants	13,662,670
Change in fair value of derivative warrant liabilities	(1,026,670)

Derivative warrant liabilities at March 31, 2021	$12,636,000

Note 9 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company determined that there have been no events, except for the below, that have occurred that would require adjustments to the disclosures in the condensed financial statements.
On May 10, 2022, the Company entered into a promissory note with the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 (the “Post-IPO Promissory Note”). The Post-IPO Promissory Note is non-interest bearing and due on the earlier of March 8, 2023 or the date on which the Company consummates its Business Combination. If the Company completes a Business Combination, the Company would repay such additional loaned amounts, without interest, upon consummation of the business combination, or, at the option of the Sponsor, convert the principal amount of such Post-IPO Promissory Note into Private Placement Warrants based on a value of
 $1.50 per warrant. As of May 10, 2022, there was $300,000 outstanding under the Post-IPO Promissory Note.

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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $14,000 in our operating bank account, and working capital of approximately $42,000 (not taking into account franchise tax obligations of $50,000 that may be paid using investment income earned in the Trust Account)
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares (as defined below), and loan proceeds from our Sponsor of $150,000 under a promissory note. We repaid the promissory note in full on March 8, 2021. After closing the Initial Public Offering, our liquidity have been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement held outside of the Trust Account. On February 18, 2022, the sponsor advanced $150,000 for working capital purposes.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements and therefore substantial doubt has been alleviated.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to March 31, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had a net income of approximately $2.9 million, which consisted of a non-operating
gain resulting from a change in fair value of derivative warrant liabilities of approximately $3.2 million and approximately $21,000 of income from investments held in the Trust Account, partially offset by a loss from operations of approximately $296,000 comprised of approximately $249,000 general and administrative expenses, approximately $30,000 in general and administrative expenses to a related party and approximately $17,000 of franchise tax expenses.

For the period from January 5, 2021 (inception) through March 31, 2021, we had net income of approximately $476,000, which consisted of a non-operating
gain resulting from a change in fair value of derivative warrant liabilities of approximately $1.0 million and approximately $1,000 of income from investments held in the Trust Account, partially offset by a loss from operations of approximately $127,000 comprised of approximately $70,000 general and administrative expenses, approximately $9,000 in general and administrative expenses to a related party and approximately $48,000 of franchise tax expense, and a non-operating
loss of approximately $424,000 for offering costs associated with derivative warrant liabilities.
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
The Company incurred approximately $30,000 and $9,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and for the period from January 5, 2021 (inception) through March 31, 2021, respectively.
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
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 21, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.

JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Quarterly Report on Form
10-Q,
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 21, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated as of May 10, 2022 by and between the Company and the Sponsor

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 13, 2022	RXR ACQUISITION CORP.

	By:	/s/ Scott Rechler
	Name:	Scott Rechler
	Title:	Chief Executive Officer and Chairman