Form 10-Q
period 2022-06-30
RXR Acquisition Corp.
filed 2022-08-12
CIK 1840463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 12,
2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

RXR ACQUISITION CORP.
Quarterly Report on Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the three months ended June 30, 2021 and the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	2

	Unaudited Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2022, the three months ended June 30, 2021 and the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	3

	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from January 5, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RXR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets:
Current assets:
Cash	$67,211	$195,671
Prepaid expenses	252,082	368,665

Total current assets	319,293	564,336
Investments held in Trust Account	345,427,990	345,021,006

Total Assets	$345,747,283	$345,585,342

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$107,599	$161,372
Income tax payable	51,259	—
Franchise tax payable	33,210	200,000
Note payable - related party	450,000	—

Total current liabilities	642,068	361,372
Derivative warrant liabilities	1,960,800	8,991,820
Deferred underwriting commissions	12,075,000	12,075,000

Total Liabilities	14,677,868	21,428,192

Commitments and Contingencies
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 34,500,000 shares issued and outstanding, subject to possible redemption at $10.0003 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	345,009,706	345,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(13,941,154)	(20,843,713)

Total stockholders’ deficit	(13,940,291)	(20,842,850)

Total Liabilities and Stockholders’ Deficit	$345,747,283	$345,585,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021	For The Six Months Ended June 30, 2022	For The Period From January 5, 2021 (Inception) Through June 30, 2021
General and administrative expenses	$98,703	$283,388	$347,454	$353,289
General and administrative expenses - related party	30,000	30,000	60,000	39,032
Franchise tax expenses	50,000	49,315	67,025	97,584

Loss from operations	(178,703)	(362,703)	(474,479)	(489,905)

Other income (expense)
Change in fair value of derivative warrant liabilities	3,811,370	(582,330)	7,031,020	444,340
Offering costs associated with derivative warrant liabilities	—	—	—	(424,230)
Income from investments held in Trust Account	386,162	6,181	406,983	7,275

Total other income (expense), net	4,197,532	(576,149)	7,438,003	27,385

Net income (loss) before income taxes	4,018,829	(938,852)	6,963,524	(462,520)
Income tax expense	(51,259)	—	(51,259)	—

Net income (loss) allocable to common stockholders	$3,967,570	$(938,852)	$6,912,265	$(462,520)

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	34,186,957

Basic and diluted net income (loss) per share, Class A	$0.09	$(0.69)	$0.16	$(0.69)

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,191,810

Basic and diluted net income (loss) per share, Class B	$0.09	$(0.69)	$0.16	$(0.69)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT TO POSSIBLE
REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Three months and six ended June 30, 2022

			Stockholders’ Deficit
							Total
	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(20,843,713)	$(20,842,850)
Net income	—	—	—	—	—	2,944,695	2,944,695

Balance - March 31, 2022	34,500,000	345,000,000	8,625,000	863	—	(17,899,018)	(17,898,155)
Deemed dividend - increase in redemption value of Class A common stock subject to possible redemption	—	9,706	—	—	—	(9,706)	(9,706)
Net income	—	—	—	—	—	3,967,570	3,967,570

Balance - June 30, 2022	34,500,000	$345,009,706	8,625,000	$863	$—	$(13,941,154)	$(13,940,291)

For the three months ended June 30, 2021 and for the period from January 5, 2021 (inception) through June 30, 2021

			Stockholders’ Equity (Deficit)
							Total
	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	34,500,000	337,686,000	—	—	—	—	—
Offering costs	—	(19,106,790)	—	—	—	—	—
Excess cash received over the fair value of private placement warrants	—	—	—	—	2,551,330	—	2,551,330
Deemed dividend to Class A stockholders	—	26,420,790	—	—	(2,575,467)	(23,845,323)	(26,420,790)
Net income	—	—	—	—	—	476,332	476,332

Balance - March 31, 2021	34,500,000	345,000,000	8,625,000	863	—	(23,368,991)	(23,368,128)
Net loss	—	—	—	—	—	(938,852)	(938,852)

Balance - June 30, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(24,307,843)	$(24,306,980)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From January 5, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$6,912,265	$(462,520)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,031,020)	(444,340)
Offering costs associated with derivative warrant liabilities	—	424,230
Income from investments held in Trust Account	(406,983)	(7,275)
Changes in operating assets and liabilities:
Prepaid expenses	116,582	(538,873)
Accounts payable and accrued expenses	(53,773)	64,464
Income tax payable	51,259	—
Franchise tax payable	(166,790)	97,585

Net cash used in operating activities	(578,460)	(866,729)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(345,000,000)

Net cash used in investing activities	—	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Borrowings under note payable with related party	450,000	150,000
Repayment of note payable to related party	—	(150,000)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	—	(7,386,020)

Net cash provided by financing activities	450,000	346,538,980

Net change in cash	(128,460)	672,251
Cash - beginning of the period	195,671	—

Cash - end of the period	$67,211	$672,251

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$12,075,000
Deemed dividend to Class A stockholders	$9,706	$26,420,790
The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
As of June 30, 2022, the Company had not commenced any operations. Substantially, all activity for the period from January 5, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and activities related to the pursuit of a target described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $67,000 in cash and working capital deficit of approximately $290,000 (not taking into account franchise tax obligations of $33,000 that may be paid using investment income earned in the Trust Account).

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 3), and loan proceeds from the Sponsor of $150,000 under the Note (as defined in Note 3). The Company repaid the Note in full on March 8, 2021. After closing the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement held outside of the Trust Account, and from borrowings under a promissory note issued to the Sponsor.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements
. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of those financial statements and therefore substantial doubt has been alleviated.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
at the end of each reporting period.

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
 The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A common stockholders upon redemption.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had gross deferred tax assets of approximately $385,000 and $325,000, respectively, which are subject to a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At June 30, 2022 and December 31, 2021, the Company had outstanding warrants to purchase up to 12,833,333 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022 and 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three and six months ended June 30, 2022, the three months ended June 30, 2021 and the period from January 5, 2021 (inception) through June 30, 2021, earnings and losses are adjusted for the effects of the excess cash received over the fair value of the Private Placement Warrants and deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For The Six Months Ended June 30, 2022		For The Period From January 5, 2021 (Inception) Through June 30, 2021
Basic and diluted net income per common share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$5,522,047	$1,380,512	$(23,744,928)	$(5,689,712)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,186,957	8,191,810
Basic and diluted net income, as adjusted, per common share	$0.16	$0.16	$(0.69)	$(0.69)

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
Basic and diluted net income per common share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$3,166,291	$791,573	$(23,928,778)	$(5,982,194)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income, as adjusted, per common share	$0.09	$0.09	$(0.69)	$(0.69)

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table sets for the reconciliation from net income (loss) as reported on the accompanying statement of operations to allocation of net income (loss) to the Class A and Class B common stockholders adjusted for the effects of the excess cash received over the fair value of the Private Placement Warrants and deemed dividend to Class A stockholders:

	For The Six Months Ended June 30, 2022	For The Period From January 5, 2021 (Inception) Through June 30, 2021
Net income (loss) as reported	$6,912,265	$(462,520)
Reconciliation Items:
Excess cash received over the fair value of private placement warrants	—	(2,551,330)
Deemed dividend to Class A stockholders	(9,706)	(26,420,790)

Allocation of net income (loss), as adjusted	$6,902,559	$(29,434,640)

	For The Three Months Ended June 30, 2022	For The Three Months Ended June 30, 2021
Net income (loss) as reported	$3,967,570	$(938,852)
Reconciliation Items:
Excess cash received over the fair value of private placement warrants	—	(2,551,330)
Deemed dividend to Class A stockholders	(9,706)	(26,420,790)

Allocation of net income (loss), as adjusted	$3,957,864	$(29,910,972)

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note
3-Related
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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Promissory Note”). The
Post-IPO
Promissory Note is
non-interest
bearing and due on the earlier of March 8, 2023 or the date on which the Company consummates its Business Combination. If the Company completes a Business Combination, the Company would repay such additional loaned amounts, without interest, upon consummation of the business combination, or, at the option of the Sponsor, convert the principal amount of such
Post-IPO
Promissory Note into Private Placement Warrants based on a value of $1.50 per warrant. As of June 30, 2022, there was $450,000 outstanding under the
Post-IPO
Promissory Note.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 and $30,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021. The Company incurred approximately $60,000 and $39,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the six months ended June 30, 2022 and 2021.
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
4-Commitments
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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, which was paid upon the closing of the Initial Public Offering and sale of Over-Allotment Units. An additional fee of $0.35 per Unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Risks and Uncertainties
We continue to evaluate the impact of the
COVID-19
pandemic and have concluded that the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note
5-Derivative
Warrant Liabilities
As of June 30, 2022, the Company had an aggregate of 12,833,333 warrants outstanding, comprised of 6,900,000 Public Warrants and 5,933,333 Private Warrants outstanding.
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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
6-Class
A Common Stock Subject to Possible Redemption
The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption.
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
Note
7-Stockholders’
Deficit
Preferred Stock
-The Company is authorized to issue 2,500,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
-The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 share of Class B common stock outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law.

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:

Investments held in Trust Account-Money market fund	$345,427,990	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$1,057,020	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$903,780	$—
Note payable - related party	$—	$—	$450,000

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market fund	$345,021,006	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$4,831,580	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$4,160,240	$—
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
For the three months ended June 30, 2022 and 2021, the Company recognized an unrealized gain in the condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $3.8 million and ($0.6 million), respectively.
For the six months ended June 30, 2022 and for the period from January 5, 2021 (inception) through June 30, 2021, the Company recognized an unrealized gain/(loss) in the condensed statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities of approximately $7.0 million and $0.4 million, respectively.
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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative warrant liabilities, measured with Level 3 inputs, for the six months ended June 30, 2022 and June 30, 2021, respectively is summarized as follows:

Note payable - related party at January 1, 2022	$—
Borrowing from sponsor	450,000

Note payable - related party at June 30, 2022	$450,000

Derivative warrant liabilities at March 3, 2021 (inception)	$—
Issuance of Public and Private Warrants	13,662,670
Change in fair value of derivative warrant liabilities	(1,026,670)

Derivative warrant liabilities at March 31, 2021	12,636,000
Transfer of Public Warrants to Level 1	(6,762,000)
Transfer of Private Placement Warrants to Level 2	(5,874,000)

Derivative warrant liabilities at June 30, 2021	$—

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $67,000 in our operating bank account, and working capital of approximately $290,000 (not taking into account franchise tax obligations of $33,000 that may be paid using investment income earned in the Trust Account)
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares (as defined below), and loan proceeds from our Sponsor of $150,000 under a promissory note. We repaid the promissory note in full on March 8, 2021. After closing the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement held outside of the Trust Account, and from borrowings under a promissory note with our Sponsor. As of June 30, 2022, the company borrowed $450,000 from the sponsor under the Post-IPO Promissory Note for working capital purposes. The borrowings are reflected as Note payable-related party on the Consolidated Balance Sheets and are accounted for at fair value.
In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one your from the issuance of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one your from the issuance date of these financial statements and therefore substantial doubt has been alleviated.
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

Results of Operations
Our entire activity since inception up to June 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had net income of approximately $4.0 million, which consisted of a non-operating
gain resulting from changes in fair value of derivative warrant liabilities of approximately $3.8 million and approximately $386,000 of income from investments held in the Trust Account, partially offset by income tax expense of approximately $51,000 and a loss from operations of approximately $179,000 comprised of approximately $99,000 general and administrative expenses, approximately $30,000 in general and administrative expenses to a related party and approximately $50,000 of franchise tax expenses.
For the three months ended June 30, 2021, we had a net loss of approximately $939,000, which consisted of a loss from operations of approximately $363,000 comprised of approximately $283,000 general and administrative expenses, approximately $30,000 in general and administrative expenses to a related party and approximately $49,000 of franchise tax expense, and a non-operating
loss resulting from changes in fair value of derivative warrant liabilities of $582,000, partially offset by approximately $6,000 of income from investments held in the Trust Account.
For the six months ended June 30, 2022, we had a net income of approximately $6.9 million, which consisted of a non-operating
gain resulting from changes in fair value of derivative warrant liabilities of approximately $7.0 million and approximately $407,000 of income from investments held in the Trust Account, partially offset by income tax expense of approximately $51,000 and a loss from operations of approximately $474,000 comprised of approximately $347,000 general and administrative expenses, approximately $60,000 in general and administrative expenses to a related party and approximately $67,000 of franchise tax expenses.
For the period from January 5, 2021 (inception) through June 30, 2021, we had a net loss of approximately $463,000, which consisted of a loss from operations of approximately $490,000 comprised of approximately $353,000 general and administrative expenses, approximately $39,000 in general and administrative expenses to a related party and approximately $98,000 of franchise tax expense, and a non-operating
loss of approximately $424,000 for offering costs associated with derivative warrant liabilities, partially offset by non-operating
income resulting from changes in fair value of derivative warrant liabilities of approximately $444,000 and approximately $7,000 of income from investments held in the Trust Account.
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
We incurred approximately $30,000 and $30,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021. We incurred approximately $60,000 and $39,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the six months ended June 30, 2022 and 2021.

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
Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 21, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form
10-Q
for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
II-OTHER
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Promissory Note, dated as of May 10, 2022 by and between the Company and the Sponsor

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: August 12, 2022	RXR ACQUISITION CORP.

	By:	/s/ Scott Rechler
	Name:	Scott Rechler
	Title:	Chief Executive Officer and Chairman