Form 10-Q
period 2022-09-30
RXR Acquisition Corp.
filed 2022-11-09
CIK 1840463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
9
, 2022, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

RXR ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2022, the three months ended September 30, 2021 and the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	2

	Unaudited Condensed Statements of Changes in Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2022, the three months ended September 30, 2021 and the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and the period from January 5, 2021 (inception) through September 30, 2021 (Unaudited)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
RXR ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$92,810	$195,671
Prepaid expenses	154,832	368,665

Total current assets	247,642	564,336
Investments held in Trust Account	346,811,125	345,021,006

Total Assets	$347,058,767	$345,585,342

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable and accrued expenses	$12,261	$161,372
Income tax payable	451,591	$—
Franchise tax payable	49,815	200,000
Note payable - related party	450,000	—

Total current liabilities	963,667	361,372
Derivative warrant liabilities	384,750	8,991,820
Deferred underwriting commissions	12,075,000	12,075,000

Total Liabilities	13,423,417	21,428,192

Commitments and Contingencies

Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 34,500,000 shares issued and outstanding, subject to possible redemption at $10.034 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	346,176,325	345,000,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	—	—
Accumulated deficit	(12,541,838)	(20,843,713)

Total stockholders’ deficit	(12,540,975)	(20,842,850)

Total Liabilities and Stockholders’ Deficit	$347,058,767	$345,585,342

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021	For The Nine Months Ended September 30, 2022	For The Period From January 5, 2021 (Inception) Through September 30, 2021
General and administrative expenses	$146,735	$352,768	$494,189	$706,057
General and administrative expenses - related party	30,000	30,000	90,000	69,032
Franchise tax expenses	50,000	49,863	117,025	147,447

Loss from operations	(226,735)	(432,631)	(701,214)	(922,536)

Other income (expense)
Change in fair value of derivative warrant liabilities	1,576,050	3,593,330	8,607,070	4,037,670
Offering costs associated with derivative warrant liabilities	—	—	—	(424,230)
Income from investments held in Trust Account	1,616,952	6,403	2,023,935	13,678

Total other income (expense), net	3,193,002	3,599,733	10,631,005	3,627,118

Net income before income taxes	2,966,267	3,167,102	9,929,791	2,704,582
Income tax expense	(400,332)	—	(451,591)	—

Net income allocable to common stockholders	$2,565,935	$3,167,102	$9,478,200	$2,704,582

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000	34,500,000	34,326,087

Basic and diluted net income (loss) per share, Class A	$0.03	$0.07	$0.19	$(0.62)

Weighted average shares outstanding of Class B common stock	8,625,000	8,625,000	8,625,000	8,341,635

Basic and diluted net income (loss) per share, Class B	$0.03	$0.07	$0.19	$(0.62)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN CLASS A COMMON STOCK SUBJECT
TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ EQUITY (DEFICIT)
Three months and nine ended September 30, 2022

			Stockholders’ Deficit
	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(20,843,713)	$(20,842,850.00)
Net income	—	—	—	—	—	2,944,695	2,944,695

Balance - March 31, 2022	34,500,000	345,000,000	8,625,000	863	—	(17,899,018)	(17,898,155)
Deemed dividend - increase in redemption value of Class A common stock subject to possible redemption	—	9,706	—	—	—	(9,706)	(9,706)
Net income	—	—	—	—	—	3,967,570	3,967,570

Balance - June 30, 2022	34,500,000	345,009,706	8,625,000	863	—	(13,941,154)	(13,940,291)
Deemed dividend - increase in redemption value of Class A common stock subject to possible redemption	—	1,166,619	—	—	—	(1,166,619)	(1,166,619)
Net income	—	—	—	—	—	2,565,935	2,565,935

Balance - September 30, 2022	34,500,000	$346,176,325	8,625,000	$863	$—	$(12,541,838)	$(12,540,975)

For the three months ended September 30, 2021 and for the period from January 5, 2021 (inception) through September 30, 2021

			Stockholders’ Equity (Deficit)
	Class A Common Stock subject to possible redemption		Class B Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance - January 5, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering,less allocation to derivative warrant liabilities, gross	34,500,000	337,686,000	—	—	—	—	—
Offering costs	—	(19,106,790)	—	—	—	—	—
Excess cash received over the fair value of private placement warrants	—	—	—	—	2,551,330	—	2,551,330
Deemed dividend to Class A stockholders	—	26,420,790	—	—	(2,575,467)	(23,845,323)	(26,420,790)
Net income	—	—	—	—	—	476,332	476,332

Balance - March 31, 2021	34,500,000	345,000,000	8,625,000	863	—	(23,368,991)	(23,368,128)
Net loss	—	—	—	—	—	(938,852)	(938,852)

Balance - June 30, 2021	34,500,000	345,000,000	8,625,000	863	—	(24,307,843)	(24,306,980)
Net income	—	—	—	—	—	3,167,102	3,167,102

Balance - September 30, 2021	34,500,000	$345,000,000	8,625,000	$863	$—	$(21,140,741)	$(21,139,878)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RXR ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Period From January 5, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income	$9,478,200	$2,704,582
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,607,070)	(4,037,670)
Offering costs associated with derivative warrant liabilities	—	424,230
Income from investments held in Trust Account	(2,023,935)	(13,678)
Changes in operating assets and liabilities:
Prepaid expenses	213,833	(451,039)
Accounts payable and accrued expenses	(149,111)	223,863
Income tax payable	451,591	—
Franchise tax payable	(150,185)	147,447

Net cash used in operating activities	(786,677)	(1,002,265)

Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for franchise taxes	233,816	—
Cash deposited in Trust Account	—	(345,000,000)

Net cash provided by (used in) investing activities	233,816	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Borrowings under note payable with related party	450,000	150,000
Repayment of note payable to related party	—	(150,000)
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	8,900,000
Offering costs paid	—	(7,386,020)

Net cash provided by financing activities	450,000	346,538,980

Net change in cash	(102,861)	536,715
Cash - beginning of the period	195,671	—

Cash - end of the period	$92,810	$536,715

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$—	$70,000
Deferred underwriting commissions	$—	$12,075,000
Deemed dividend to Class A stockholders	$1,176,325	$26,420,790
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
As of September 30, 2022, the Company had not commenced any operations. Substantially, all activity for the period from January 5, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), and activities related to the pursuit of a target described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $93,000 in cash and working capital deficit of approximately $215,000 (not taking into account tax obligations of approximately $501,000 that may be paid using investment income earned in the Trust Account).
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 3), and loan proceeds from the

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust Account as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 34,500,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A common stockholders upon redemption.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax laws and tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had gross deferred tax assets of approximately $452,000 and $325,000, respectively, which are subject to a full valuation allowance.

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as calculated using the treasury stock method. At September 30, 2022 and December 31, 2021, the Company had outstanding warrants to purchase up to 12,833,333 Class A common shares. The weighted average of these shares was excluded from the calculation of diluted net income (loss) per common share since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from January 5, 2021 (inception) through September 30, 2021.
As of September 30, 2022 and 2021, the Company has two classes of common shares, Class A common shares and Class B common shares. For the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from January 5, 2021 (inception) through September 30, 2021, earnings and losses are adjusted for the effects of the excess cash received over the fair value of the Private Placement Warrants and deemed dividend to Class A stockholders and are allocated pro rata between the two classes of common shares as follows:

	For The Three Months Ended September 30, 2022		For The Three Months Ended September 30, 2021
Basic and diluted net income per common share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$1,119,453	$279,863	$2,533,682	$633,420
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income, as adjusted, per common share	$0.03	$0.03	$0.07	$0.07

	For The Nine Months Ended September 30, 2022		For The Period From January 5, 2021 (Inception) Through September 30, 2021
Basic and diluted net income per common share	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income	$6,641,500	$1,660,375	$(21,132,175)	$(5,135,363)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	34,326,087	8,341,635
Basic and diluted net income, as adjusted, per common share	$0.19	$0.19	$(0.62)	$(0.62)

The following table sets for the reconciliation from net income (loss) as reported on the accompanying statement of operations to allocation of net income (loss) to the Class A and Class B common stockholders adjusted for the effects

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of the excess cash received over the fair value of the Private Placement Warrants and deemed dividend to Class A stockholders:

	For The Three Months Ended September 30, 2022	For The Three Months Ended September 30, 2021
Net income as reported	$2,565,935	$3,167,102
Reconciliation Items:
Excess cash received over the fair value of private placement warrants	—	—
Deemed dividend to Class A stockholders	(1,166,619)	—

Allocation of net income, as adjusted	$1,399,316	$3,167,102

	For The Nine Months Ended September 30, 2022	For The Period From January 5, 2021 (Inception) Through September 30, 2021
Net income as reported	$9,478,200	$2,704,582
Reconciliation Items:
Excess cash received over the fair value of private placement warrants	—	(2,551,330)
Deemed dividend to Class A stockholders	(1,176,325)	(26,420,790)

Allocation of net income (loss), as adjusted	$8,301,875	$(26,267,538)

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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Promissory Note”). The
Post-IPO
Promissory Note is
non-interest
bearing and due on the earlier of March 8, 2023 or the date on which the Company consummates its Business Combination. If the Company completes a Business Combination, the Company would repay such additional loaned amounts, without interest, upon consummation of the business combination, or, at the option of the Sponsor, convert the principal amount of such
Post-IPO
Promissory Note into Private Placement Warrants based on a value of $1.50 per warrant. As of September 30, 2022, there was $450,000 outstanding under the
Post-IPO
Promissory Note. Such amount is recorded at fair value.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, administrative and support services. The Company incurred approximately $30,000 and $30,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the three months ended September 30, 2022 and 2021. The Company incurred approximately $90,000 and $69,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the nine months ended September 30, 2022 and 2021.
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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Risks and Uncertainties
We continue to evaluate the impact of macroeconomic and socioeconomic events (including increased benchmark interest rates, inflation impacts, and continuing effects from the COVID-19 pandemic) and have concluded that the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from such uncertainties.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury.
The mechanics of any required payment of the excise tax have not been determined. The foregoing uncertainties could cause a reduction in the cash available on hand to complete a Business Combination and may impact the Company’s ability to successfully complete a Business Combination within the Combination Period.
Note
5-Derivative
Warrant Liabilities
As of September 30, 2022, the Company had an aggregate of 12,833,333 warrants outstanding, comprised of 6,900,000 Public Warrants and 5,933,333 Private Warrants outstanding.
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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
6-Class
A Common Stock Subject to Possible Redemption
The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption.
Holders of the Company’s Class A common stock have the opportunity to redeem all or a portion of their public shares upon the completion of the Initial Business Combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) without a stockholder vote by means of a tender offer. The decision as to

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
7-Stockholders’
Deficit
Preferred Stock
-The Company is authorized to issue 2,500,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 B Common Stock
-The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 share of Class B common stock outstanding. The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which the shares of Class B common stock will convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the issued and outstanding shares of the Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination. Common stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders and vote together as a single class, except as required by law.
Note
8-Fair
Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market fund	$346,811,125	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$206,990	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$177,760	$—
Note payable - related party	$—	$—	$450,000

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market fund	$345,021,006	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$4,831,580	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$4,160,240	$—
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
For the three months ended September 30, 2022 and 2021, the Company recognized an unrealized gain/(loss) in the condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $1.6 million and $3.6 million, respectively.
For the nine months ended September 30, 2022 and for the period from January 5, 2021 (inception) through September 30, 2021, the Company recognized an unrealized gain/(loss) in the condensed statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities of approximately $8.6 million and $4.0 million, respectively.
The fair value of the Note Payable was estimated using the market approach as management believes that fair value approximates the transaction price.
The initial fair value of the Public Warrants and Private Placement Warrants was estimated using a Monte Carlo simulation model. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded securities and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The change in the fair value of the notes payable and derivative warrant liabilities, measured with Level 3 inputs, for the nine months ended September 30, 2022 and 2021, respectively is summarized as follows:

Note payable - related party at January 1, 2022	$—
Borrowing from sponsor	450,000

Note payable - related party at September 30, 2022	$450,000
Derivative warrant liabilities at March 3, 2021 (inception)	$—
Issuance of Public and Private Warrants	13,662,670
Change in fair value of derivative warrant liabilities	(1,026,670)

Derivative warrant liabilities at March 31, 2021	12,636,000
Transfer of Public Warrants to Level 1	(6,762,000)
Transfer of Private Placement Warrants to Level 2	(5,874,000)

Derivative warrant liabilities at September 30, 2021	$—

RXR ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $93,000 in our operating bank account, and working capital of approximately $215,000 (not taking into account franchise tax obligations of $501,000 that may be paid using investment income earned in the Trust Account)

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares (as defined below), and loan proceeds from our Sponsor of $150,000 under a promissory note. We repaid the promissory note in full on March 8, 2021. After closing the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering, the sale of Over-Allotment Units and the Private Placement held outside of the Trust Account, and from borrowings under a promissory note with our Sponsor. As of September 30, 2022, the company borrowed $450,000 from the sponsor under the Post-IPO Promissory Note for working capital purposes. The borrowings are reflected as Note payable-related party on the Consolidated Balance Sheets and are accounted for at fair value.

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance of these financial statements. Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements and therefore substantial doubt has been alleviated.

Management continues to evaluate the impact of macroeconomic and socioeconomic events (including increased benchmark interest rates, inflation impacts, and continuing effects from the COVID-19 pandemic) and has concluded that while it is reasonably possible that such events could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of such uncertainties.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the excise tax have not been determined. The foregoing uncertainties could cause a reduction in the cash available on hand to complete a Business Combination and may impact our ability to successfully complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $2.6 million, which consisted of a non-operating gain resulting from changes in fair value of derivative warrant liabilities of approximately $1.6 million and approximately $1.6 million of income from investments held in the Trust Account, partially offset by income tax expense of approximately $400,000 and a loss from operations of approximately $227,000 comprised of approximately $147,000 general and administrative expenses, approximately $30,000 in general and administrative expenses to a related party and approximately $50,000 of franchise tax expenses.

For the three months ended September 30, 2021, we had net income of approximately $3.2 million, which consisted of a non-operating gain resulting from a change in fair value of derivative warrant liabilities of approximately $3.6 million and approximately $6,000 of income from investments held in the Trust Account, partially offset by a loss from operations of approximately $433,000 comprised of approximately $353,000 general and administrative expenses, approximately $30,000 in general and administrative expenses to a related party and approximately $50,000 of franchise tax expenses.

For the nine months ended September 30, 2022, we had net income of approximately $9.5 million, which consisted of a non-operating gain resulting from changes in fair value of derivative warrant liabilities of approximately $8.6 million and approximately $2.0 million of income from investments held in the Trust Account, partially offset by income tax expense of approximately $452,000 and a loss from operations of approximately $701,000 comprised of approximately $494,000 general and administrative expenses, approximately $90,000 in general and administrative expenses to a related party and approximately $117,000 of franchise tax expenses.

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

We incurred approximately $30,000 and $30,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the three months ended September 30, 2022 and 2021. We incurred approximately $90,000 and $69,000 in related party general and administrative expenses in the accompanying condensed statements of operations for the nine months ended September 30, 2022 and 2021.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 21, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Under the Inflation Reduction Act of 2022, the Company may have liability for the 1% stock buyback tax to the extent holders of the Public Shares exercise their redemption rights.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which includes, among other provisions, a 1% excise tax on “repurchases of stock” by “covered corporations” beginning on January 1, 2023. A “covered corporation” is a domestic corporation that is traded on an established securities market. The Company would be considered a “covered corporation,” so “repurchases of stock” by the Company occurring after January 1, 2023 will be subject to the 1% excise tax (to the extent in excess of a $1 million annual threshold and subject to reduction for share issuances during the relevant year). It is possible that the 1% excise tax could apply to redemptions of Public Shares from holders exercising their redemption rights in connection with a Business Combination or if the Company redeems the Public Shares if the Company fails to complete a Business Combination within the Combination Period. Depending on the number of holders of Public Shares who exercise their redemption rights, the imposition of the 1% excise tax could potentially adversely affect the cash we have available for our operations following any Business Combination.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. The mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

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

Dated: November 9, 2022	RXR ACQUISITION CORP.

	By:	/s/ Scott Rechler
	Name:	Scott Rechler
	Title:	Chief Executive Officer and Chairman